Form 10-K
period 2025-12-31
Benchmark 2024-V9 Mortgage Trust
filed 2026-03-10
CIK 2030476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

With respect to the pari passu loan combination that includes the Baybrook Mall Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as primary servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 and Pentalpha Surveillance LLC as operating advisor of the Baybrook Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 and Trimont LLC as primary servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.17      3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 33.2)

33.18      Computershare Trust Company, National Association, as Trustee of the 500 Delaware Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Computershare Trust Company, National Association, as Custodian of the 500 Delaware Mortgage Loan (see Exhibit 33.4)

33.20      Park Bridge Lender Services LLC, as Operating Advisor of the 500 Delaware Mortgage Loan (see Exhibit 33.5)

33.21      Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.22      Trimont LLC, as Primary Servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

33.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 33.1)

33.24      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 33.1)

33.25      Computershare Trust Company, National Association, as Trustee of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Computershare Trust Company, National Association, as Custodian of the Baybrook Mall Mortgage Loan (see Exhibit 33.4)

33.27      Pentalpha Surveillance LLC, as Operating Advisor of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.17      3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 34.2)

34.18      Computershare Trust Company, National Association, as Trustee of the 500 Delaware Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Computershare Trust Company, National Association, as Custodian of the 500 Delaware Mortgage Loan (see Exhibit 34.4)

34.20      Park Bridge Lender Services LLC, as Operating Advisor of the 500 Delaware Mortgage Loan (see Exhibit 34.5)

34.21      Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.22      Trimont LLC, as Primary Servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

34.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 34.1)

34.24      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 34.1)

34.25      Computershare Trust Company, National Association, as Trustee of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Computershare Trust Company, National Association, as Custodian of the Baybrook Mall Mortgage Loan (see Exhibit 34.4)

34.27      Pentalpha Surveillance LLC, as Operating Advisor of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.7        3650 REIT Loan Servicing LLC, as Special Servicer of the Columbus Business Park Mortgage Loan (see Exhibit 35.2)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 35.1)

35.9        3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.11      Trimont LLC, as Primary Servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.12      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 35.1)

35.13      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 35.1)

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

Date: March 10, 2026